Form 10-K
period 2008-12-31
Banc of America Commercial Mortgage Inc., Series 2008-1
filed 2009-03-27
CIK 1437473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-130755-12

Banc of America Commercial Mortgage Trust 2008-1
(Exact name of issuing entity as specified in its charter)

Banc of America Commercial Mortgage Inc.
(Exact name of registrant/depositor as specified in its charter)

Bank of America, National Association
Barclays Capital Real Estate Inc.
(Exact name of sponsors as specified in their charter)

New York	32-0259901 32-0259902 32-6075587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 North Tryon Street, NC1-027-22-03, Charlotte, North Carolina 28255
(Address of registrant’s principal executive offices)

(704) 386-8509
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.
Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governances.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% or more of the pool assets held by this transaction.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction.

No entity or group of affiliated entities provides derivative instruments with an aggregate significance percentage of 10% or more.

Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no material pending legal proceedings involving the issuing entity and all parties related to the issuing entity, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
No changes to the information provided in the prospectus.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with applicable servicing criteria and related public accounting firm attestation reports are attached hereto under Item 15.

The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Bank of America, National Association (“Bank of America”), as successor by merger to LaSalle Bank National Association, and attached to this Report on Form 10-K describes in Appendix B thereto the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The conclusion that the investor reporting errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.  Appropriate measures have been taken to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the investor reporting errors, we do not believe the errors had any material impact or effect on pool asset performance, servicing of the pool assets or payments.

The Report on Assessment of compliance with Servicing Criteria for 2008 prepared by Wells Fargo Bank, N.A., as Master Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan and attached to this Report on Form 10-K describes the following material instance of noncompliance relating to servicing criterion 1122(d)(4)(i):

With respect to certain commercial mortgage loans, the Company either (i) made disbursements to the applicable obligor from reserve accounts that the obligor had no right to receive under the pool asset documents or (ii) allocated monthly cash flow from the mortgaged property among reserve accounts in an order that differed from that provided in the applicable pool asset documents.  These actions resulted in shortfalls in certain reserve accounts.

Management’s Discussion and Remediation Actions:
With respect to a cross-collateralized group of these commercial mortgage loans, the Company’s actions were due in part to an error in the mortgage loan documents, and with respect to another one of these commercial mortgage loans, the Company’s actions followed the practices of the interim servicer.

The Company has tightened its procedures for managing reserve accounts in order to reduce the possibility of similar occurrences in the future.

Item 1123 of Regulation AB. Servicer Compliance Statement
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)

Exhibit Number	Description
4
Pooling and Servicing agreement, dated June 1, 2008, incorporated by reference from Exhibit 4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

31	Sarbanes-Oxley Certification
33(a)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer and as Master Servicer in regards to the Arundel Mills Pari Passu Loan

33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
33(c)
Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee, and as Trustee in regards to the Arundel Mills Pari Passu Loan, and as Paying Agent, Certificate Registrar and Authenticating Agent in regards to the Apple Hotel Portfolio Pari Passu Loan

33(d)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator, and as Trustee and Custodian in regards to the Apple Hotel Portfolio Pari Passu Loan

33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Custodian and as Custodian in regards to the Arundel Mills Pari Passu Loan
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Master Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc. as Special Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc. as Special Servicer in regards to the Arundel Mills Pari Passu Loan
33(i)	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyCorp Real Estate Capital Markets, Inc. as Primary Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan
34(a)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer and as Master Servicer in regards to the Arundel Mills Pari Passu Loan

34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
34(c)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee, and as Trustee in regards to the Arundel Mills Pari Passu Loan, and as Paying Agent, Certificate Registrar and Authenticating Agent in regards to the Apple Hotel Portfolio Pari Passu Loan

34(d)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator, and as Trustee and Custodian in regards to the Apple Hotel Portfolio Pari Passu Loan

34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Custodian and as Custodian in regards to the Arundel Mills Pari Passu Loan
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Master Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan
34(g)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc. as Special Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan

34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc. as Special Servicer in regards to the Arundel Mills Pari Passu Loan
34(i)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyCorp Real Estate Capital Markets, Inc. as Primary Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan
35(a)	Servicer compliance statement, Bank of America, National Association, as Master Servicer
35(b)	Servicer compliance statement, CWCapital Asset Management LLC, as Special Servicer
35(c)	Servicer compliance statement, Wells Fargo Bank, N.A., as Trustee
35(d)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator
35(e)	Servicer compliance statement, Bank of America, National Association, as Master Servicer in regards to the Arundel Mills Pari Passu Loan
99.1
Bank of America Mortgage Loan Purchase and Sale Agreement dated as of June 1, 2008, incorporated by reference from Exhibit 99.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

99.2
Barclays Mortgage Loan Purchase and Sale Agreement dated as of June 1, 2008, incorporated by reference from Exhibit 99.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

(b) Not applicable.
(c) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Commercial Mortgage Inc.

Date: March 27, 2009	/s/ Peter Cookson
By: Peter Cookson
Title: Senior Vice President, Senior Officer in Charge of Securitization

EXHIBIT INDEX
Exhibit Number	Description
4
Pooling and Servicing agreement, dated June 1, 2008, incorporated by reference from Exhibit 4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

31	Sarbanes-Oxley Certification
33(a)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer and as Master Servicer in regards to the Arundel Mills Pari Passu Loan

33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
33(c)
Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee, and as Trustee in regards to the Arundel Mills Pari Passu Loan, and as Paying Agent, Certificate Registrar and Authenticating Agent in regards to the Apple Hotel Portfolio Pari Passu Loan

33(d)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator, and as Trustee and Custodian in regards to the Apple Hotel Portfolio Pari Passu Loan

33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Custodian and as Custodian in regards to the Arundel Mills Pari Passu Loan
33(f)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Master Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan
33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc. as Special Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc. as Special Servicer in regards to the Arundel Mills Pari Passu Loan
33(i)	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyCorp Real Estate Capital Markets, Inc. as Primary Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan
34(a)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association, as Master Servicer and as Master Servicer in regards to the Arundel Mills Pari Passu Loan

34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as Special Servicer
34(c)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee, and as Trustee in regards to the Arundel Mills Pari Passu Loan, and as Paying Agent, Certificate Registrar and Authenticating Agent in regards to the Apple Hotel Portfolio Pari Passu Loan

34(d)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator, and as Trustee and Custodian in regards to the Apple Hotel Portfolio Pari Passu Loan

34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Custodian and as Custodian in regards to the Arundel Mills Pari Passu Loan
34(f)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Master Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan
34(g)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Centerline Servicing Inc. as Special Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan

34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc. as Special Servicer in regards to the Arundel Mills Pari Passu Loan
34(i)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyCorp Real Estate Capital Markets, Inc. as Primary Servicer in regards to the Apple Hotel Portfolio Pari Passu Loan
35(a)	Servicer compliance statement, Bank of America, National Association, as Master Servicer
35(b)	Servicer compliance statement, CWCapital Asset Management LLC, as Special Servicer
35(c)	Servicer compliance statement, Wells Fargo Bank, N.A., as Trustee
35(d)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator
35(e)	Servicer compliance statement, Bank of America, National Association, as Master Servicer in regards to the Arundel Mills Pari Passu Loan
99.1
Bank of America Mortgage Loan Purchase and Sale Agreement dated as of June 1, 2008, incorporated by reference from Exhibit 99.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008

99.2
Barclays Mortgage Loan Purchase and Sale Agreement dated as of June 1, 2008, incorporated by reference from Exhibit 99.2 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008